Form 10-Q
period 2012-06-30
Madison Acquisition Ventures, Inc.
filed 2013-01-29
CIK 1398605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

❒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:

MADISON ACQUISITION VENTURES, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	20-8380112
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

488 Madison Avenue
Suite 1100
New York, NY 10022
(Address of principal executive offices) (Zip Code)

(212) 486-2500
Registrant's telephone number, including area code

Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☐       No ☒

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes       ☐ No

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of December 31, 2012.

ITEM 1. FINANCIAL STATEMENTS

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$6,235	$6,235
Total Current Assets	6,235	6,235
Total Assets	$6,235	$6,235

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses	$3,447	$-

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(18,212)	(14,765)

Total Stockholders' Equity	2,788	6,235
Total Liabilities and Stockholders' Equity	$6,235	$6,235

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 17, 2006 (inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Organization and related expenses	(3,447)	-	(3,447)	-	(18,212)

Net loss and deficit accumulated during development stage	$(3,447)	$-	$(3,447)	$-	$(18,212)

Basic and diluted loss per share	$(.001)	$-	$(.001)	$-

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000	3,210,000	3,210,000

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
 (A Development Stage Company)
Statement of changes in Stockholders’ Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
August 17, 2006 (inception) Shares issued To founders	3,000,000	$3,000	$(3,000)	$-	$-

November, 2006 Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910	9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	-	-

Balance, December 31, 2008	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(6,000)	(6,000)

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,765)	6,235

Net income (loss)	-	-	-	-	-

Balance, December 31, 2010	3,210,000	3,210	17,790	(14,765)	6,235

Net income (loss)	-	-	-	-	-

Balance, December 31, 2011	3,210,000	3,210	17,790	(14,765)	6,235

Net loss	-	-	-	(3,447)	(3,447)

Balance, June 30, 2012	3,210,000	$3,210	$17,790	$(18,212)	$2,788

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Period from August 17, 2006(inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,447)	$-	$(18,212)
Changes in operating assets and liabilities
Accrued Expenses	3,447	-	3,447
Net Cash used in Operating Activities	-	-	(14,765)

Net Cash Provided by Investment Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	21,000
Net cash provided by Financing Activities	-	-	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	-	-	6,235

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,235	6,235	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,235	$6,235	$6,235

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION

Madison Acquisition Ventures, Inc. (the "Company"), a Development Stage Company, was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,212 as of June 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Entities

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 ("FASB ASC 915").  Among the disclosures required by FASB ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Reclassification

The comparative figures have been reclassified to conform to current year presentation.

A.  Accounting Method

The Company's financial statements are prepared using the accrual basis of accounting.  The Company has elected a fiscal year ending on December 31.

B.  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740-10-25 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company accounts for income taxes under the ASC 740-10-25.  Under ASC 740-10-25, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

The adoption of ASC 740-10-25 at January 1, 2007 did not have a material effect on the Company’s financial position.

C.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

If the Company is successful in raising funds and becoming a business development company, its principal estimates will involve the determination of the value of its portfolio companies.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at June 30, 2012 for purposes of computing fully diluted earnings per share.)  Because the Company has incurred losses to date, we have not computed diluted earnings per share.

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

On April 5, 2012, President Obama signed into law the Jumpstart Our Business Startups Act (JOBS Act), which establishes a new category of issuer called an emerging growth company (EGC).  Under the JOBS Act, an EGC is defined as an issuer with total annual gross revenues less than $1 billion during its most recently completed fiscal year.  An issuer continues to be eligible for EGC status until the earliest of (1) the last day of the fiscal year during which it had total annual gross revenues of $1 billion or more (as indexed for inflation in the manner set forth in the JOBS Act), (2) the last day of the fiscal year of the issuer following the fifth anniversary of the date of its initial public offering (IPO), (3) the date on which it issued more than $1 billion in non-convertible debt in the previous three-year period, or (4) the date on which it became a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Among other requirements, the JOBS Act exempts an EGC from the requirements to adopt new or revised accounting standards that are effective for public companies.  Instead, the effective dates for private companies for such standards will apply to an EGC.  Section 107(b) of the JOBS Act permits an EGC to “opt out” of the accounting standard exemption and apply new or revised accounting standards on the same basis as a public company.

Under the JOBS Act, the Company meets the definition of an EGC.  During the period it continues to be eligible for EGC status, the Company will apply new or revised accounting standards following the effective dates for private companies.

NOTE 3 -- STOCKHOLDER'S EQUITY

Sierra Grey Capital, LLC and Mintz & Fraade Enterprises, LLC were each issued 1,500,000 shares of restricted common stock as founders shares as of August 17, 2006

During the months of November and December 2006, the Board of Directors issued 120,000 shares of common stock, at $.10 per share, for an aggregate of $12,000 in cash to 12 investors of the Company to fund initial operating costs.

In 2007, the Board of Directors issued 90,000 shares of common stock at $.10 per share for an aggregate of $9,000 for cash to 9 investors of the Company to fund initial operating costs.

Common Stock

The holders of the Company's common stock:

- Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

- Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

- Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

- Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

The Company has authorized, but not issued, 5,000,000 shares of preferred stock at $.01 par value per share.  The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

NOTE 4 -- SUBSEQUENT EVENTS

We have evaluated subsequent events through the date the financial statements were issued.  We find no significant subsequent events as of and through this date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

We were organized as a vehicle to investigate and, if such investigation warrants, merge or acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of the date of this quarterly report, we have no particular acquisitions in mind and have not entered into any negotiations with respect to the possibility of a merger or acquisition between us and such other company.

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination.  In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the American Stock Exchange, either immediately after such business combination or sometime in the future. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service.

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities.  We do not currently have any cash flow.  The costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money in our treasury or will be loaned to or invested in us by our stockholders, management or other investors.   There can be no assurance that we will be able to obtain any additional money for our treasury should it become necessary.   We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital, and there can be no assurance that we shall be able to receive additional financing.

During the next twelve (12) months we anticipate incurring costs related to:

(i) filing of Exchange Act reports, and

(ii) costs relating to consummating a merger or acquisition.

We may consider  a  business  which  has  recently commenced operations,  is a developing company in need of additional  funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be  experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional  capital,  but  which  desires to establish a public trading market for its shares, while avoiding,  among other things, the time delays,  significant  expense, and loss of voting control which may occur in a public offering.

None of our  officers  or  directors  has had any  preliminary  contact or discussions  with any  representative  of any other entity  regarding a business combination  with us.  Any target business which is selected by us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of revenues or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks  inherent in a particular  target  business, there  can be no  assurance  that we  will  properly  ascertain  or  assess  all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we need to pay ongoing expenses, including particularly accounting fees incurred in conjunction with preparation and filing of our recent Form 10 and this quarterly report, and in conjunction with future compliance with its on-going reporting obligations.  Although we have raised capital pursuant to a private offering to pay these anticipated expenses, we may not have sufficient funds to pay all or a portion of such expenses.  If we fail to pay such expenses, we have not identified any alternative sources.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing.

We do not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.  We have adopted a policy that we will not seek an acquisition or merger with any entity in which any of our officers, directors, and controlling stockholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

We anticipate that the selection of a business combination will be complex and extremely risky.  Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures  and the like  through  the  issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a finder to identify and analyze the merits of potential target businesses.  However, we presently contemplate that our officers, directors and controlling stockholders, may introduce potential business combinations to us.  No finder’s fees will be paid to such persons.

Our officers and directors intend to contact a number of registered broker-dealers to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  Business opportunities may also come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  If such person is not a registered broker-dealer, we will not pay any fees unless legally permitted to do so.  All securities transactions effected in connection with our business plan as described in our Form 10 filed with the Securities and Exchange Commission on May 9, 2012, as amended, will be conducted through or effected by a registered broker-dealer.

As to date there have been no discussions, agreements or understandings with any broker-dealers or finders regarding our search for business opportunities. Our management is not affiliated with any broker-dealers, and has not in the past retained a broker-dealer to search for business opportunities.

In the event of a successful acquisition or merger, we may pay a finder's fee, in the form of cash or common stock in the merged entity retained by us, to individuals or entities legally authorized to do so, if such payments are permitted under applicable federal and state securities law.  The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions.  Management believes that such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.  Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, because we do not have sufficient cash assets with which to pay any such obligation.  If we are required pursuant to applicable federal or state securities laws, any finder retained by us will be a registered broker-dealer, who shall be compensated solely in accordance with the FINRA regulations.  No fees of any kind will be paid by us to our promoters and management or to our associates or affiliates.

We may merge with a company which has retained one or more consultants or outside advisors.  In such situation, we expect that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any third parties or with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.  Consequently, we are unable to predict how the amount of such compensation will be calculated at this time.  It is anticipated that any finder which the target company retains would likely be a registered broker-dealer.

We will not restrict our search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may desire to have its shares publicly traded, or may seek other perceived advantages which we may be able to offer by virtue of being a public shell with no liabilities, which shall be up to date in its reporting requirements, which management anticipates shall be eligible for trading on the OTC Bulletin Board subsequent to such Business Combination Transaction, and which shall be in good standing in the United States and the State of Delaware.  There are no existing loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

PLAN OF OPERATIONS

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the six (6) months ended June 30, 2012 or our fiscal year ended December 31, 2011.  Total expenses for the six (6) months ended June 30, 2012 were $3,447 and for the twelve (12) months ended December 31, 2011 were $0.

We currently have no material commitments for capital expenditures.  Our future growth is dependent upon our ability to identify suitable candidates for acquisitions.  While we believe that our currently available working capital, after receiving the aggregate proceeds of the sale of common stock, should be adequate to sustain our operations at our current levels through at least the next twelve (12) months, there can be no assurance that current capital will be sufficient to meet our needs until the consummation of a merger or business combination. We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  On September 30, 2009, we reimbursed Madison Enterprises Group, Inc., a company which at such time was owned by the same shareholders as ourselves, a portion of its expenses in the amount of $6,000 as we expect to derive benefits from the expenses which it has incurred to date.  As of June 30, 2012 we had a cash balance of $6,235, and working capital of $2,788.  As of June 30, 2012 we had liabilities of $3,447.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2012.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

SEASONALITY

Given the nature of our business, we do not anticipate any material variations in revenues and operating costs due to seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualifies as a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  However, a similar evaluation as to the effectiveness of our disclosure controls and procedures subsequent to July 8, 2012, led Management to conclude that our disclosure controls and procedures were no longer effective.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of July 9, 2012, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

As of June 30, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.  However, a similar evaluation as to the effectiveness of our internal control over financial reporting subsequent to July 8, 2012, led Management to conclude that our disclosure controls and procedures were no longer effective.

Subsequent to July 8, 2012, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have limited segregation of duties and (ii) do not have proper internal controls in place in regards to proper documentation. We are presently taking certain steps in an effort to correct these material weaknesses; however, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies. Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable Securities and Exchange Commission regulations.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Our business and ownership of shares of our common stock are subject to numerous risks, including the following:

An investment in the Company involves a high degree of risk.  Any statements with respect to future events contained in this quarterly report on Form 10-Q are based upon circumstances and events which have not yet occurred, and upon assumptions which may not materialize.  The actual results which are achieved by us may vary materially from those discussed in this report.

In addition, this Report contains forward-looking statements which involve risks and uncertainties.  Forward-looking statements are based upon the beliefs of our management, as well as assumptions made by and information currently available to our management.  When used in this report, the words “estimate,” “project,” “believe,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are subject to risks and uncertainties which may cause our actual results to differ materially from those contemplated in our forward-looking statements.  We caution you not to place undue reliance upon such forward-looking statements, as our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following risk factors section and elsewhere in this report.  Any such statements are representative only as of the date of this report.  We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances subsequent to the date of this report or to reflect the occurrence of unanticipated events, except for such updates to this report as are required by federal securities laws and such periodic reports as are required pursuant to the Securities Exchange Act of 1934, as amended.

Accordingly, you should consider carefully the following risk factors, in addition to the other information with respect to our business contained in this report.

Pursuant to Section 102(b)(1) of the newly enacted JOBS Act, as an emerging growth company we are able to use the extended transition period for complying with new or revised accounting standards.

Pursuant to the newly Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS” Act), for as long as the Company is an “emerging growth company” we are exempted from adopting new or revised accounting standards that are effective for public companies and may instead wait until the effective dates for private companies to adopt such standards unless we opt out of this exemption.  We have not elected to opt out of this exemption and as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

There is uncertainty as to our ability to receive additional financing.

We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  We may need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital.  There can be no assurance that we shall be able to receive additional financing.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts  of  interest  create  the  risk  that  management  may  have an incentive to act  adversely to the interests of other  stockholders.  A conflict of interest may arise between our management's personal pecuniary interests and their fiduciary duty to our stockholders.  Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders. In addition, our officers and directors are currently and in the future shall be involved with other blank check companies and conflicts may arise in the pursuit of business combinations with such other blank check companies with which they are and may in the future be affiliated.  Management currently has interests in one other similar blank check company, Madison Venture Capital Group, Inc., which has a registration statement pending with the SEC.  Management previously had interests in Madison Enterprises Group, Inc., which had a registration statement which was effective as of November 10, 2009 and closed an acquisition on May 10, 2011.  Management plans to give the first suitable transaction opportunity to this company and the second suitable transaction opportunity to Madison Venture Capital Group, Inc.  If management forms any subsequent blank check companies, priority with respect to transaction opportunities shall go to this company then Madison Venture Capital Group, Inc.  Prospective business opportunities may not be offered to management or their affiliates prior to the Company.  This preference has been decided by management, however, it may be changed at their discretion.  In the future, after the close of a transaction, the Company does not anticipate that our current officers and directors will perform services in their current capacity.

Management has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serves as officers, directors or partners, or in which they or their family members own or hold any ownership interest.  The Company has not established other binding guidelines or procedures for resolving potential conflicts of interest.  Failure by management to resolve conflicts of interest in our favor could result in liability of management to us.

Our management’s indirect ownership of a majority of our stock would enable it to approve any business combination, regardless of whether other stockholders wanted to approve such transaction.

Our management also controls Sierra Grey Capital LLC and Mintz & Fraade Enterprises LLC, which jointly own 93.5 % of our Common Stock.  If our management acted through Sierra Grey Capital LLC and Mintz & Fraade Enterprises LLC, our management would be able to approve a business combination requiring stockholder approval regardless of whether other stockholders wanted to approve such transaction.  If management wanted to pursue a business combination that some stockholders opposed, those stockholders would not be able to prevent the proposed business combination.

Our business is difficult to evaluate because we have no operating history.

As we have no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination.  We have no operating history nor any revenues or earnings from operations since inception.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity.  There can be no assurance that we will be able to identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of, small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us.  Virtually all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

The nature of our operations is highly speculative and there is a consequent risk of loss with respect to the purchase of shares. The success of our plan of operation will depend to a great extent upon the operations, financial condition and management of the identified business opportunity.  Although management intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting that criterion.  If we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

We have no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination upon favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management  intends to devote only a limited  amount of time to seeking a target company  which  may  adversely   impact  our  ability  to  identify  a  suitable acquisition candidate.

During such time as management is seeking a business combination, management anticipates devoting no more than several hours per week to our business and affairs.  Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

However, management intends to devote such time to the company as management deems reasonably necessary to effectively manage our business and affairs and to attempt to identify transaction opportunities.  Management intends to devote very limited time to the business of the company until such time as a potentially suitable transaction opportunity is identified.  After a potentially suitable transaction opportunity has been identified, management expects to devote such time to due diligence with respect to that transaction opportunity as management determines is reasonably necessary, and if management believes such transaction to be in our best interests, then management expects to devote a substantial amount of time to consummating such transaction.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies which fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering  one, two, or three  years, depending on the relative size of the acquisition.  The time and additional costs which may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects which do not have or are unable to obtain the required audited statements may be inappropriate for acquisition as long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation pursuant to the Investment Company Act.  If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status pursuant to the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.  We have not yet located a suitable entity with which to enter into a business combination, and we do not have any reason to believe that the entity will result in us being subject to the Investment Company Act.

Our business will have no revenues unless and until we merge with or acquire an operating business.

We  are a  development  stage  company  and  have  had  no  revenues  from operations.  We may not realize any revenues unless and until we successfully merge with, or acquire, an operating business.

We intend to issue more shares in a merger or acquisition, which will result in substantial dilution to our stockholders.

Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 5,000,000 shares of Preferred Stock. Any merger or acquisition effected by us may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Although to date we have not issued any Preferred Stock, any merger or business combination effected by us which includes the issuance of Preferred Stock may result in a substantial dilution in the rights of holders of Common Stock or Preferred Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution of the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

We have conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research with respect to prospective business opportunities. Therefore, there can be no assurance that market demand exists for a merger or acquisition as contemplated by us.  Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There can be no assurance that we will be able to acquire a business opportunity upon terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

We are likely seeking to complete a business combination through a "reverse merger".  Following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist because we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company because there is no incentive to brokerage firms to recommend the purchase of our common stock. There can be no assurance that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

There can be no assurance that our common stock will ever be listed on NASDAQ, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets.

Until such time as our common stock is listed upon any of the several NASDAQ markets, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets, of which there can be no assurance, accurate quotations as to the market value of our securities may not be possible.  Sellers of our securities are likely to have more difficulty disposing of their securities than sellers of securities which are listed upon any of the several NASDAQ markets, the New York Stock Exchange, the American Stock Exchange, or one of the other national securities exchanges or markets.

There is no public market for our Common Stock.

There is no public trading market for our Common Stock and none is expected to develop in the foreseeable future unless and until we complete a business combination with an operating business and such business files a Registration Statement pursuant to the Securities Act.

We have never paid dividends on our Common Stock.

We have never paid dividends on our common stock, and there can be no assurance that we will have sufficient earnings to pay any dividends with respect to the common stock.  Moreover, even if we have sufficient earnings, we are not obligated to declare dividends with respect to the common stock. The future declaration of any cash or stock dividends will be in the sole and absolute discretion of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic conditions and other pertinent factors.  It is also possible that the terms of any future debt financing may restrict the payment of dividends.  We presently intend to retain earnings, if any, for the development and expansion of its business.

Our directors and officers will have substantial influence over our operations and control substantially all business matters.

As indicated elsewhere herein, because management consists of only three persons, while seeking a business combination, our officers and directors will be the only persons responsible for conducting our day-to-day operations.  We do not benefit from multiple judgments that a greater number of directors or officers may provide, and we will rely completely upon the judgment of our officers and directors when selecting a target company.

Our management also controls Sierra Grey Capital LLC and Mintz & Fraade Enterprises LLC, which jointly own 93.5 % of our Common Stock.  If our management acted through Sierra Grey Capital LLC and Mintz & Fraade Enterprises LLC, our management would be able to approve a business combination requiring stockholder approval regardless of whether or not other stockholders approved such transaction.

Further, Michael Zaroff, Frederick M. Mintz, and Alan P. Fraade intend to devote such time to the company as they deem reasonably necessary to effectively manage our business and affairs and to attempt to identify transaction opportunities.  Messrs. Zaroff, Mintz and Fraade intend to devote very limited time to the business of the company until such time as a potentially suitable transaction opportunity is identified.  After a potentially suitable transaction opportunity has been identified, Messrs. Zaroff, Mintz and Fraade expect to devote such time to due diligence with respect to that transaction opportunity as they determine is reasonably necessary, and if they believe such transaction to be in our best interests, then they would expect to devote a substantial amount of time to consummating such transaction.

Messrs. Zaroff, Mintz and Fraade have not entered into written employment agreements with us and are not expected to do so.  We have not obtained key man life insurance on any of our officers or directors.  The loss of the services of Michael Zaroff, Frederick M. Mintz, or Alan P. Fraade would adversely affect the development of our business and our likelihood of continuing operations.

There can be no assurance that following a business combination with an operating business, our common stock will not be subject to the “penny stock” regulations, which would likely make it more difficult to transfer or resale.

To the extent that we consummate a business combination and our common stock becomes listed for trading on a quotation service, our common stock may constitute a “penny stock,” which generally is a stock trading under $5.00 and which is not registered on national securities exchanges or quoted on one of the higher NASDAQ tiers. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in penny stocks. This regulation generally has the result of reducing trading in such stocks, restricting the pool of potential investors for such stocks, and making it more difficult for investors to sell their shares.  Prior to a transaction in a penny stock, a broker-dealer is required to:

☐	deliver a standardized risk disclosure document which provides information about penny stocks and the nature and level of risks in the penny stock market;
☐	provide the customer with current bid and offer quotations for the penny stock;
☐	explain the compensation of the broker-dealer and its salesperson in the transaction;
☐	provide monthly account statements showing the market value of each penny stock held in the customer’s account; and
☐	make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock which is subject to the penny stock rules. To the extent that our common stock becomes subject to the penny stock rules, investors in our common stock may find it more difficult to sell their shares.

We may be subject to further government regulation which may delay or preclude acquisition.

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company.  Such audited financial statements must be furnished within seventy four (74) days following the effective date of a business combination.  Obtaining audited financial statements are the economic responsibility of the target company.  The additional time and costs which may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us.  Acquisition prospects which do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.  Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to us at the time of effecting a business combination.  In cases where audited financials are unavailable, we will have to rely upon unaudited information which has not been verified by outside auditors in making its decision to engage in a transaction with the business entity.  This risk increases the prospect that a business combination with such a business entity might prove to be unfavorable for us.

A business combination will result in a change of control and a change of management.

In conjunction with completion of a business acquisition, it is anticipated that we will issue an amount of our authorized but unissued common stock which represents the majority of the voting power and equity of our common stock, which will result in stockholders of a target company obtaining a controlling interest in us.  As a condition of the business combination agreement, our current stockholders may agree to sell or transfer all or a portion of our common stock as to provide the target company with all or majority control. The resulting change in control will result in removal of our present officers and directors and a corresponding reduction in or elimination of their participation in any future affairs.

Our Directors have the right to authorize the issuance of Preferred Stock.

Our directors, without further action by our stockholders, have the authority to issue shares of Preferred Stock from time to time in one or more series and to fix the number of shares, the relative rights, conversion rights, voting rights, terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series.  Any issuance of Preferred Stock would adversely affect the rights of holders of Common Stock.

We may be subject to additional risks associated with doing business in a foreign country.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America.  In such event, we may face significant additional risks associated with doing business in that country.  In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers which may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability which may be exacerbated in various foreign countries.

In doing business with a foreign target we may also be subject to such risks, including, but  not limited to,  currency  fluctuations,  regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment  of raw  materials  and  finished  goods  across  national  borders and cultural and language  differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We could be subject to various taxes which may have an adverse effect upon us.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination which we may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions to minimize the federal and state tax consequences to both us and the target entity.  There can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect upon both parties to the transaction.

There can be no assurance that we will be able to find a suitable entity with which to enter into a Business Combination Transaction.

There can be no assurance that we will find a suitable entity with which to enter into a Business Combination Transaction even if we do identify a suitable entity for such transaction, there can be no assurance that such entity would enter into such a transaction.

In view of the fact that there are numerous other ways in which private companies can become public or raise capital, and because of the availability of blank check companies for Business Combination Transactions, there can be no assurance that the terms of a potential Business Combination Transaction would be favorable to us.

Even if we find a suitable entity for a Business Combination Transaction and that entity is willing to enter into such a transaction, there can be no assurance that we would be able to complete that transaction on terms which would be favorable to us.  Private companies seeking to become public have many options other than a business combination with a blank check company, such as initial public offerings, direct public offerings, Regulation A offerings, public offerings on foreign exchanges, and business combinations with defunct public companies, and have many other options for access to capital other than becoming public, such as private offerings, Regulation S offerings, venture capital, and private equity transactions.  The wide range of options available to such companies may result in those companies being able to require favorable terms from a blank check company in a Business Combination Transaction, and may reduce the potential profitability to us of such a Business Combination Transaction.  In addition, there are a large number of blank check companies seeking to engage in Business Combination Transactions, and the availability of such companies may result in private companies being able to require favorable terms from any particular blank check company in a Business Combination Transaction, which may reduce the potential profitability to us of such a Business Combination Transaction.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation (Previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Company’s Form 10 on May 9, 2012 and incorporated herein by reference)*

3.2	By-Laws (Previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Company’s Form 10 on May 9, 2012 and incorporated herein by reference)*

31.01	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Acquisition Ventures, Inc.

Date: January 28, 2013	By:	/s/ Michael Zaroff
Michael Zaroff
President (Principal Executive Officer and duly authorized signatory)