Form 10-Q
period 2012-09-30
Madison Acquisition Ventures, Inc.
filed 2013-01-29
CIK 1398605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

ITEM 1. FINANCIAL STATEMENTS

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$6,235	$6,235
Total Current Assets	6,235	6,235
Total Assets	$6,235	$6,235

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued Expenses	$3,820	$-

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(18,585)	(14,765)

Total Stockholders' Equity	2,415	6,235
Total Liabilities and Stockholders' Equity	$6,235	$6,235

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 17, 2006 (inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Organization and related expenses	(373)	-	(3,820)	-	(18,585)

Net loss and deficit accumulated during development stage	$(373)	$-	$(3,820)	$-	(18,585)

Basic and diluted loss per share	$-	$-	$(.001)	$-

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000	3,210,000	3,210,000

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
 (A Development Stage Company)
Statement of changes in Stockholders’ Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
August 17, 2006 (inception) Shares issued To founders	3,000,000	$3,000	$(3,000)	$-	$-

November, 2006 Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910	9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	-	-

Balance, December 31, 2008	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(6,000)	(6,000)

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,765)	6,235

Net income (loss)	-	-	-	-	-

Balance, December 31, 2010	3,210,000	3,210	17,790	(14,765)	6,235

Net income (loss)	-	-	-	-	-

Balance, December 31, 2011	3,210,000	3,210	17,790	(14,765)	6,235

Net loss	-	-	-	(3,820)	(3,820)

Balance, September 30, 2012	3,210,000	$3,210	$17,790	$(18,585)	$2,415

See notes to financial statements.

MADISON ACQUISITION VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period from August 17, 2006(inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,820)	$-	$(18,585)
Changes in operating assets and liabilities
Accrued Expenses	3,820	-	3,820
Net Cash Used in Operating Activities	-	-	(14,765)

Net Cash Provided by Investing Activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	21,000
Net Cash Provided by Financing Activities	-	-	21,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	6,235

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,235	6,235	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,235	$6,235	$6,235

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $18,585 as of September 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

E.  Basic Loss per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at September 30, 2012 for purposes of computing fully diluted earnings per share.)  Because the Company has incurred losses to date, we have not computed diluted earnings per share.

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

PLAN OF OPERATIONS

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during the nine (9) months ended September 30, 2012 or our fiscal year ended December 31, 2011.  Total expenses for the nine (9) months ended September 30, 2012 were $3,820 and for the twelve (12) months ended December 31, 2011 were $0.

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

LIQUIDITY AND CAPITAL RESOURCES

We do not have any revenues from operations and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  On September 30, 2009, we reimbursed Madison Enterprises Group, Inc., a company which at such time was owned by the same shareholders as ourselves, a portion of its expenses in the amount of $6,000 as we expect to derive benefits from the expenses which it has incurred to date.  As of September 30, 2012 we had a cash balance of $6,235, and working capital of $2,415.  As of September 30, 2012 we had liabilities of $3,820.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

Management, with the participation of our Principal Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Quarterly Report present fairly, in all material respects, our business, financial condition and results of operations.

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

As of September 30, 2012, we carried out an assessment of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2012.

As of September 30, 2012, we had identified certain matters that constituted material weaknesses in our internal controls over financial reporting, specific material weaknesses include the fact that we (i) have limited segregation of duties and (ii) do not have proper internal controls in place in regards to proper documentation. During the Quarter ended September 30, 2012, we have taken certain steps in an effort to correct these material weaknesses; however, additional time is still required to fully implement additional internal controls procedures and test their operating effectiveness before we can definitively conclude that we have remediated our deficiencies. Because these remediation steps have not yet been completed, we have performed additional analyses and other procedures to ensure that our consolidated financial statements contained in this Quarterly Report were prepared in accordance with GAAP and applicable Securities and Exchange Commission regulations.

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

(c) Changes in Internal Control over Financial Reporting
Notwithstanding our remedial actions and integration of our financial reporting systems, there was no change in our internal control over financial reporting that occurred during the second quarter of our fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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